Form 10-Q
period 2007-09-30
Lunar Growth CORP
filed 2007-11-14
CIK 1381806

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                              Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
        THE SECURITIES EXCHANGE ACT OF 1934

	For the quarterly period ended September 30, 2007

	OR

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
        THE SECURITIES EXCHANGE ACT OF 1934
        For the transition period from _______________ to _______________


                    Commission File Number 000-52342


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

                 YES  [X]                      NO [ ]

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

                 YES  [X]                      NO [ ]

       At November 14, 2007, there were 1,100,000 shares of Registrant's ordinary shares outstanding.

                          GENERAL INDEX
                                                               Page
                                                              Number
                                                              ------

        PART I.
        FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS                                    3

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS                8

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
             MARKET RISK                                        10

ITEM 4. CONTROLS AND PROCEDURES                                 10


	PART II.
	OTHER INFORMATION

ITEM 6. EXHIBITS                                                11

SIGNATURES                                                      11

EXHIBITS:

   EXHIBIT 31: SARBANES-OXLEY SECTION 302 CERTIFICATION         12

   EXHIBIT 32: SARBANES-OXLEY SECTION 906 CERTIFICATION         13

                PART I  -  FINANCIAL INFORMATION


ITEM 1.	FINANCIAL STATEMENTS

                      Lunar Growth Corporation
                   (A Development Stage Company)
                     Condensed Balance Sheets

                                               September 30,        June 30,
                                                  2007                2007
                                                (Unaudited)         (Audited)
                                               -------------     --------------
                ASSETS

CURRENT ASSETS
   Cash and cash equivalents                   $          --     $           --
                                               -------------     --------------

            Total assets                       $          --     $           --
                                               =============     ==============

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
   Payable to Affiliate                        $       6,722     $        5,835
   Accounts payable                                    1,544              2,431
                                               -------------     --------------

            Total current liabilities                  8,266              8,266
                                               -------------     --------------

Commitments and Contingencies (Note 7)                    --                 --
                                               -------------     --------------

SHAREHOLDERS' EQUITY (DEFICIT)

   Preference shares, $0.0001 par value,
     1,000,000 shares authorized, none
     issued and outstanding                               --                 --
   Ordinary shares, $.0001 par value;
     50,000,000 shares authorized;
     1,100,000 shares issued and
     outstanding at September 30                         110                110
   Additional paid in capital                             --                 --
   Deficit accumulated during
     development stage                                (8,376)            (8,376)
                                               -------------     --------------
            Total shareholders' equity
            (deficit)                                 (8,266)            (8,266)
                                               -------------     --------------
            Total liabilities and
            shareholders' equity (deficit)     $          --     $           --
                                               =============     ==============


   See accompanying notes to condensed financial statements.

                    Lunar Growth Corporation
                 (A Development Stage Company)
              Condensed Statements of Operations
                         (Unaudited)

                                                              Period of inception      Cumulative During
                                                             (September 27, 2006)      Development Stage
                                        Three Months Ended   through September 30,    (September 27, 2006
                                        September 30, 2007          2006             to September 30, 2007)
                                        ------------------   ---------------------   ----------------------

Revenues                                $               --   $                  --   $                   --
                                        ------------------   ---------------------   ----------------------

Expenses
  Formation, General and Administrative
  Expenses                                              --                   2,592                    8,376
                                        ------------------   ---------------------   ----------------------
    Total operating expenses                            --                   2,592                    8,376
                                        ------------------   ---------------------   ----------------------

    Operating loss                                      --                  (2,592)                  (8,376)
                                        ------------------   ---------------------   ----------------------

    Income tax expense (benefit)                        --                      --                       --

    Net loss                            $               --   $              (2,592)  $               (8,376)
                                        ==================   =====================   ======================

Basic and diluted loss per share        $            (0.00)  $               (0.00)
                                        ==================   =====================

Weighted average ordinary shares
  outstanding - basic and diluted                1,100,000               1,100,000
                                        ==================   =====================



          See accompanying notes to condensed financial statements.

                      Lunar Growth Corporation
                   (A Development Stage Company)
                Condensed Statements of Cash Flows
                          (Unaudited)

                                                              Period of inception      Cumulative During
                                                             (September 27, 2006)      Development Stage
                                        Three Months Ended   through September 30,    (September 27, 2006
                                        September 30, 2007          2006             to September 30, 2007)
                                        ------------------   ---------------------   ----------------------
Cash flows from operating activities
  Net loss                              $               --   $              (2,592)  $               (8,376)
  Adjustments to reconcile net loss to
  cash used in operating activities:
    Shares issued to Founder for
      payment of formation costs                        --                     110                      110
    Changes in operating assets and
    liabilities
      Payable to Affiliate                             887                   2,482                    6,722
      Accounts Payable                                (887)                     --                    1,544
                                        ------------------   ---------------------   ----------------------
Net cash provided by operating
activities                                              --                      --                       --
                                        ------------------   ---------------------   ----------------------

Cash flows from investing activities
Net cash provided by investing
activities                                              --                      --                       --
                                        ------------------   ---------------------   ----------------------

Cash flows from financing activities
Net cash provided by financing
activities                                              --                      --                       --
                                        ------------------   ---------------------   ----------------------

Net increase in cash                                    --                      --                       --

Cash at beginning of the period                         --                      --                       --
                                        ------------------   ---------------------   ----------------------
Cash at end of the period               $               --   $                  --   $                   --
                                        ==================   =====================   ======================


Supplemental disclosures of cash flow
information:
  Interest paid                         $               --   $                  --   $                   --
                                        ==================   =====================   ======================

  Income taxes paid                     $               --   $                  --   $                   --
                                        ==================   =====================   ======================




       See accompanying notes to condensed financial statements.

                     Lunar Growth Corporation
                  (A Development Stage Company)


            NOTES TO CONDENSED FINANCIAL STATEMENTS
                      September 30, 2007
                          (Unaudited)

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

At September 30, 2007, the Company had not yet commenced any operations. All activity from September 27, 2006 ("Date of Inception") through September 30, 2007 relates to the Company's formation. The Company selected June 30 as its fiscal year-end.

The Company, based on its proposed business activities, is a "blank check" company. The Securities and Exchange Commission defines such a company as "a development stage company" as it either has no specific business plan or purpose, or has indicated that its business plan is to engage in a merger or acquisition with an unidentified company or companies, or other entity or person; and has issued 'penny stock,' as defined in Rule 3a51-1 under the Securities Exchange Act of 1934. Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in its securities, either debt or equity, until the Company concludes a business combination with an operating entity.

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

At September 30, 2007, there were no potentially dilutive ordinary shares outstanding.

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

NOTE 3 - Liquidity and Capital Resources

The Company has no revenues for the period from inception through September 30, 2007, and does not expect to realize revenues until the consummation of a merger with an operating entity. The Company's principal business objective for the next 12 months and beyond will be to achieve long-term growth potential through a business combination rather than short-term earnings. There can be no assurance that the Company will ever consummate the business combination; achieve or sustain profitability or positive cash flows from its operations, reduce expenses or sell ordinary shares. To date, the Company has funded its formation activities primarily through the issuance of its ordinary shares and a payable to affiliate. The Company will continue to fund its activities through payables to its Founders until a merger is consummated or alternative forms of financing are secured. As of September 30, 2007, the Company did not have a cash balance.

NOTE 4 - Payable to Affiliate and Accounts Payable

As of September 30, 2007, The Company has a payable of $6,722 to a founder of the Company. The payable is non-interest bearing and payable on demand. The Company also has accounts payable for $1,544 as of September 30, 2007.

NOTE 5 - Ordinary shares

On September 27, 2006, the Company was formed with 1,100,000 shares of its restricted ordinary shares issued at par value of $0.0001 per share, for consideration of $110 to its founding shareholders. The stock, along with a payable issued to a Founder of $2,482 were the basis of the funding of the Company's formation costs.

NOTE 6 - Preference shares

The Company is authorized to issue 1,000,000 preference shares with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. At September 30, 2007, there were no preference shares issued or outstanding.

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

General

       We are a development stage company formed solely for the purpose of identifying and entering into a business combination with a privately held business or company, domiciled and operating in an emerging market that is seeking the advantages of being a publicly held corporation whose stock is eventually traded on a major United States stock exchange. We intend to focus on targets located primarily in Asia, South America and Eastern Europe, as we believe that businesses with operating history and growth potential in these locations would benefit significantly from access to the United States capital markets and may offer the potential of capital appreciation stemming from the economic growth in such emerging markets.

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

Comparison of the three months ending September 30, 2007 and 2006

	Because we currently do not have any business operations, we have not had any revenues during the three months ended September 30, 2007. Total expenses for the three months ended September 30, 2007 were $0, compared with $2,592 for the period of September 27, 2006 (date of inception) to September 30, 2006. The decrease is primarily related to non-recurring expenses related to the formation of the Company during 2006. These expenses constituted professional and filing fees.

Liquidity and Capital Resources

       As of September 30, 2007, we had current liabilities of $6,722 to a related party and $1,544 to unrelated parties. The Company is actively pursuing merger opportunities as described in the "General" Section of Management's Discussion and Analysis, and believes that it will be able to fund necessary expenses through the continued funding from its founding shareholders in the form of payables, but may seek additional financing in connection with a potential business combination or if it otherwise requires additional funds. As of September 30, 2007, the Company did not have a cash balance.

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

        None.



ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.

        None.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        None.


ITEM 5.   OTHER INFORMATION.

        None.

ITEM 6.   EXHIBITS.

Exhibit

Number   Description

  31. Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

  32. Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


                           SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    Lunar Growth Corporation
                                    (Registrant)

                                    By:  /s/    JOSEPH R. ROZELLE
                                       ------------------------------
                                       JOSEPH R. ROZELLE
                                       Chief Executive Officer

Date:	November 14, 2007