Form 10-Q
period 2007-12-31
Lunar Growth CORP
filed 2008-02-14
CIK 1381806

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           Form 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended December 31, 2007

                               OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from __________ to  ___________


                Commission File Number 000-52340


                   Lunar Growth Corporation
     ------------------------------------------------------
     (Exact name of Registrant as specified in its charter)

       Cayman Islands                                  N/A
-------------------------------                --------------------
(State or other jurisdiction of                  (I.R.S. Employer
incorporation or organization)                  Identification No.)

                  c/o Nautilus Global Partners
            700 Gemini, Suite 100, Houston, TX    77056
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

Large accelerated       Accelerated filer      Non-accelerated
filer                                          filer   [X]

     Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).

          YES [X]                           NO [ ]

     At February 14, 2008, there were 1,100,000 shares of
Registrant's ordinary shares outstanding.

                         GENERAL INDEX
                                                               Page
                                                              Number
---------------------------------------------------------------------

                            PART I.
                     FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS................................. 3

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS.................. 9

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
          MARKET RISK.......................................... 11

ITEM 4.   CONTROLS AND PROCEDURES.............................. 11


                            PART II.
                       OTHER INFORMATION


ITEM 6.   EXHIBITS............................................. 12

SIGNATURES..................................................... 12

EXHIBITS:

   EXHIBIT 31: SARBANES-OXLEY SECTION 302 CERTIFICATION........ 13

   EXHIBIT 32: SARBANES-OXLEY SECTION 906 CERTIFICATION........ 14

                PART I  -  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                      Lunar Growth Corporation
                   (A Development Stage Company)
                      Condensed Balance Sheets

                                        December 31,     June30,
                                           2007           2007
                                        (Unaudited)     (Audited)
                                        ------------   -----------
            ASSETS

CURRENT ASSETS
   Cash and cash equivalents            $          -   $         -
                                        ------------   -----------
         Total assets                   $          -   $         -
                                        ============   ===========


 LIABILITIES AND SHAREHOLDERS'
      EQUITY (DEFICIT)

CURRENT LIABILITIES
   Payable to Affiliate                 $      8,266   $     5,835
   Accounts payable                            3,375         2,431
                                        ------------   -----------
         Total current liabilities            11,641         8,266
                                        ------------   -----------

Commitments and Contingencies (Note 7)            --            --
                                        ------------   -----------

SHAREHOLDERS' EQUITY (DEFICIT)

  Preference shares, $0.0001 par
    value, 1,000,000 shares
    authorized, none issued and
    outstanding                                   --            --
  Ordinary shares, $.0001 par
    value; 50,000,000 shares
    authorized; 1,100,000 shares
    issued and outstanding                       110           110
  Additional paid in capital                      --            --
  Deficit accumulated during
    development stage                        (11,751)       (8,376)
                                        ------------   -----------
         Total shareholders'
         equity (deficit)                    (11,641)       (8,266)
                                        ------------   -----------
         Total liabilities and
         shareholders' equity (deficit) $         --   $        --
                                        ============   ===========


    See accompanying notes to condensed financial statements.

                     Lunar Growth Corporation
                  (A Development Stage Company)
                Condensed Statements of Operations
                          (Unaudited)

                                                              Period of inception      Cumulative During
                                                             (September 27, 2006)      Development Stage
                                          Six Months Ended   through December 31,     (September 27, 2006
                                         December 31, 2007          2006             to December 31, 2007)
                                        ------------------   --------------------    ---------------------
Revenues                                $               --   $                 --    $                  --
                                        ------------------   --------------------    ---------------------

Expenses
  Formation, general and administrative
    expenses                                         3,375                  3,737                   11,751
                                        ------------------   --------------------    ---------------------
            Total operating expenses                 3,375                  3,737                   11,751
                                        ------------------   --------------------    ---------------------

            Operating loss                          (3,375)                (3,737)                 (11,751)

            Income tax expense (benefit)                --                     --                       --
                                        ------------------   --------------------    ---------------------

             Net loss                   $           (3,375)  $             (3,737)   $             (11,751)
                                        ==================   ====================    =====================


Basic and diluted loss per share        $            (0.00)  $              (0.00)
                                        ==================   ====================

Weighted average ordinary shares
  outstanding - basic and diluted                1,100,000              1,100,000
                                        ==================   ====================



    See accompanying notes to condensed financial statements.

                     Lunar Growth Corporation
                  (A Development Stage Company)
                Condensed Statements of Operations
                          (Unaudited)

                              Three Months Ended         Three Months Ended
                               December 31, 2007          December 31, 2006
                              ------------------         ------------------
Revenues                      $               --         $              --

Expenses
  Formation, general and
  administrative expenses                  3,375                     1,145
                              ------------------         -----------------

    Total operating expenses               3,375                     1,145
                              ------------------         -----------------
    Operating loss                        (3,375)                   (1,145)

    Income tax expense
      (benefit)                               --                        --
                              ------------------         -----------------
    Net loss                  $           (3,375)        $          (1,145)
                              ==================         =================


Basic and diluted loss
  per share                   $            (0.00)        $           (0.00)
                              ==================         =================

Weighted average ordinary
  shares outstanding
  - basic and diluted                  1,100,000                 1,100,000
                              ==================         =================


    See accompanying notes to condensed financial statements.

                    Lunar Growth Corporation
                  (A Development Stage Company)
               Condensed Statements of Cash Flows
                          (Unaudited)

                                                              Period of inception      Cumulative During
                                                             (September 27, 2006)      Development Stage
                                         Six Months Ended    through December 31,    (September 27, 2006
                                        December 31, 2007          2006             to December 31, 2007)
                                        -----------------    --------------------   ---------------------

Cash flows from operating activities
  Net loss                              $          (3,375)   $             (3,737)  $             (11,751)
  Adjustments to reconcile net loss to
    cash used in operating activities:
       Shares issued to Founder for
         payment of formation costs                    --                     110                     110
       Changes in operating assets
         and liabilities
           Payable to Affiliate                     2,431                   2,482                   8,266
           Accounts Payable                           944                   1,145                   3,375
                                        -----------------    --------------------   ---------------------
Net cash provided by operating
  activities                                           --                      --                      --
                                        -----------------    --------------------   ---------------------

Cash flows from investing activities
Net cash provided by investing
  activities                                           --                      --                      --
                                        -----------------    --------------------   ---------------------

Cash flows from financing activities
Net cash provided by financing
  activities                                           --                      --                      --
                                        -----------------    --------------------   ---------------------

Net increase in cash                                   --                      --                      --

Cash at beginning of the period                        --                      --                      --
                                        -----------------    --------------------   ---------------------
Cash at end of the period               $              --    $                 --   $                  --
                                        =================    ====================   =====================


Supplemental disclosures of cash
flow information:
  Interest paid                         $               -    $                  -   $                   -
                                        =================    ====================   =====================

  Income taxes paid                     $               -    $                  -   $                   -
                                        =================    ====================   =====================


    See accompanying notes to condensed financial statements.

                    Lunar Growth Corporation
                  (A Development Stage Company)

             NOTES TO CONDENSED FINANCIAL STATEMENTS
                        December 31, 2007
                           (Unaudited)

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

At December 31, 2007, the Company had not yet commenced any operations. All activity from September 27, 2006 ("Date of Inception") through December 31, 2007 relates to the Company's formation. The Company selected June 30 as its fiscal year-end.

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

At December 31, 2007, there were no potentially dilutive ordinary shares outstanding.

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

NOTE 3 - Liquidity and Capital Resources

The Company has no revenues for the period from inception through December 31, 2007, and does not expect to realize revenues until the consummation of a merger with an operating entity. The Company's principal business objective for the next 12 months and beyond will be to achieve long-term growth potential through a business combination rather than short-term earnings. There can be no assurance that the Company will ever consummate the business combination; achieve or sustain profitability or positive cash flows from its operations, reduce expenses or sell ordinary shares. To date, the Company has funded its formation activities primarily through the issuance of its ordinary shares and a payable to affiliate. The Company will continue to fund its activities through payables to its Founders until a merger is consummated or alternative forms of financing are secured. As of December 31, 2007, the Company did not have a cash balance.

NOTE 4 - Payable to Affiliate and Accounts Payable

As of December 31, 2007, The Company has a payable of $8,266 to a founder of the Company. The payable is non-interest bearing and payable on demand. The Company also has accounts payable for $3,375 as of December 31, 2007.

NOTE 5 - Ordinary shares

On September 27, 2006, the Company was formed with 1,100,000 shares of its restricted ordinary shares issued at par value of $0.0001 per share, for consideration of $110 to its founding shareholders. The stock, along with a payable issued to a Founder of $2,482 were the basis of the funding of the Company's formation costs.

NOTE 6 - Preference shares

The Company is authorized to issue 1,000,000 preference shares with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. At December 31, 2007, there were no preference shares issued or outstanding.

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

Comparison of the three months December 31, 2007 and 2006

     Because we currently do not have any business operations, we have not had any revenues during the three months ended December 31, 2007 or 2006. Total expenses for the three months ended December 31, 2007 were $3,375, compared with $1,145 for the three months ended December 31, 2006. The decrease is primarily related to annual fees and administration expenses that were not applicable for 2006.

Comparison of the six months ending December 31, 2007 and 2006

     Because we currently do not have any business operations, we have not had any revenues during the six months ended December 31, 2007 or 2006. Total expenses for the six months ended December 31, 2007 were $3,375, compared with $3,737 for the period of September 27, 2006 (date of inception) to December 31, 2006. The decrease is primarily related to non-recurring expenses related to the formation of the Company during 2006, and is partially offset by the annual fees in 2007.

Liquidity and Capital Resources

     As of December 31, 2007, we had current liabilities of $8,266 to a related party and $3,375 to unrelated parties. The Company is actively pursuing merger opportunities as described in the "General" Section of Management's Discussion and Analysis, and believes that it will be able to fund necessary expenses through the continued funding from its founding shareholders in the form of payables, but may seek additional financing in connection with a potential business combination or if it otherwise requires additional funds. As of December 31, 2007, the Company did not have a cash balance.


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

                              Lunar Growth Corporation
                              (Registrant)


                              By:  /s/ JOSEPH R. ROZELLE
                                 --------------------------------
                                   JOSEPH R. ROZELLE
                                   Chief Executive Officer

Date:     February 14, 2008