Form 10-K
period 2008-06-30
Lunar Growth CORP
filed 2008-10-14
CIK 1381806

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2008

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________ to _______________

Commission File Number 000-52340

Lunar Growth Corporation

(Exact name of Registrant as specified in its charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o Nautilus Global Partners

700 Gemini, Suite 100, Houston, TX 77056

 (Address of principal executive offices) (Zip Code)

(281) 488-3883

 (Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant is a well-known seasoned  issuer, as defined in Rule 405 of the  Securities Act.

Yes [  ] No [X]

Indicate by check mark whether the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes [  ] No [X]

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES [X]  NO [  ]

Indicate by check mark if disclosure of delinquent  filers  pursuant to Item 405 of Regulation  S-K is not contained  herein,  and will not be contained, to the best of Registrant's  knowledge,  in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).

YES [X]   NO [  ]

At October 10, 2008 there were 859,375 shares of Registrant’s ordinary shares outstanding.

GENERAL INDEX

ITEM 1. BUSINESS

General

Lunar Growth Corporation (“we”, “us”, “our”, the “Company” or “Lunar”) was organized under the laws of the Cayman Islands on September 27, 2006. Since inception, we have been engaged in organizational efforts.  We are a blank check development stage company formed for the purpose of acquiring, through a stock exchange, asset acquisition or similar business combination an operating business.  We have not conducted negotiations or entered into a letter of intent concerning any target business.

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

•

Potential for growth, indicated by new technology, anticipated market expansion or new products;

•

Competitive position as compared to other firms of similar size and experience within the industry segment as well as within the industry as a whole;

•

Strength and diversity of management, either in place or scheduled for recruitment;

•

Capital requirements and anticipated availability of required funds;

•

The extent to which the business opportunity can be advanced;

•

The accessibility of required management expertise, personnel, raw materials, services, professional assistance and other required items; and

•

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

Forms of Acquisition

The structure of a potential business combination, either through an acquisition or a merger, will depend upon a number of factors, including, the nature of the target entity’s ownership structure, its business structure and the relative negotiating strengths of the parties to the transaction.  It is our intention to structure a business combination so that the consideration we offer the owners of the target company consists primarily of ordinary shares.  Such a structure provides the benefit of conserving our capital, but has the potential drawback of resulting in our current shareholders no longer having control of a majority of our voting ordinary shares following such a transaction.

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

ENFORCEABILITY OF CIVIL LIABILITIES

We are incorporated in the Cayman Islands because our management believes that incorporation in the Cayman Islands offer a number of benefits, including, but not limited to, the following:

•

political and economic stability;

•

an effective judicial system;

•

a favorable tax system;

•

the absence of exchange control or currency restrictions; and

•

the availability of professional and support services.

However, certain disadvantages accompany incorporation in the Cayman Islands. These disadvantages include:

•

the Cayman Islands has a less developed body of securities laws as compared to the United States and provides significantly less protection to investors; and

•

Cayman Islands companies may not have standing to sue before the federal courts of the United States.

We have been advised that there is uncertainty as to whether the courts of the Cayman Islands would:

•

recognize or enforce judgments of United States courts obtained against us or our directors or officers predicated upon the civil liability provisions of the securities laws of the United States or any state in the United States; or

•

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

o

changes in laws or regulations affecting our operations;

o

changes in our business tactics or strategies;

o

acquisitions of new operations;

o

changing market forces or contingencies that necessitate, in  our judgment, changes in our plans, strategy or tactics; and

o

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

Following a business combination, we may seek the listing of our ordinary shares on NASDAQ or the American Stock Exchange. However, we cannot assure you that following such a transaction, we will be able to meet the initial listing standards of either of those or any other stock exchange, or that we will be able to maintain a listing of our ordinary shares on either of those or any other stock exchange. After completing a business combination, until our ordinary shares are listed on the NASDAQ or another stock exchange, we expect that our ordinary shares would be eligible to trade on the OTC Bulletin Board, another over-the-counter quotation system, or on the “pink sheets,” where our shareholders may find it more difficult to dispose of shares or obtain accurate quotations as to the market value of our ordinary shares. In addition, we would be subject to an SEC rule that, if it failed to meet the criteria set forth in such rule, imposes various practice requirements on broker-dealers who sell securities governed by the rule to persons other than established customers and accredited investors. Consequently, such rule may deter broker-dealers from recommending or selling our ordinary shares, which may further affect its liquidity. This would also make it more difficult for us to raise additional capital following a business combination.

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

We intend to effect a business combination with a company located outside of the United States. If we do so, we could be subject to special considerations and/or risks associated with companies operating in the target business’ home jurisdiction, including any of the following:

•

rules and regulations or currency conversion or corporate withholding taxes on individuals;

•

tariffs and trade barriers;

•

regulations related to customs and import/export matters;

•

longer payment cycles;

•

tax issues, such as tax law changes and variations in tax laws as compared to the United States;

•

currency fluctuations;

•

challenges in collecting accounts receivable;

•

cultural and language differences; and

•

employment regulations.

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

Authorization of Preference Shares.

Our Memorandum of Association authorizes the issuance of up to 781,250 preference shares with designations, rights and preferences determined from time to time by our Board of Directors.  Accordingly, our Board of Directors is empowered, without shareholder approval, to issue preference shares with dividend, liquidation, conversion, voting, or other rights which could adversely affect the voting power or other rights of the holders of our ordinary shares. In the event of issuance, the preference shares could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of our Company. Although we have no present intention to issue any preference shares, we cannot assure you that we will not do so in the future.

We may become a passive foreign investment company, which could result in adverse U.S. federal income tax consequences to U.S. investors.

Based on the nature of our business, we do not expect to be a passive foreign investment company, or PFIC, for U.S. federal income tax purposes for our current taxable year. However, whether or not we are a PFIC for any taxable year will be based in part on the character of our income and assets and the value of our assets from time to time, which will be based in part on the trading price of our ordinary shares, once they commence trading, which may be volatile. Accordingly, it is possible that we may be a PFIC for any taxable year. If we were treated as a PFIC for any taxable year during which a U.S. investor held an ordinary share, certain adverse U.S. federal income tax consequences could apply to the U.S. investor. See “Taxation—United States Federal Income Taxation—Passive Foreign Investment Company Rules.”

If we effect a business combination with a United States corporation we could face adverse tax effects under the United States tax laws.

Although we currently intend to focus on Asia, South America and Eastern Europe for potential business combination targets, if we were to effect a business combination with a U.S. corporation, such a combination could subject us to potentially adverse tax effects as a result of changes made to the U.S. Internal Revenue Code of 1986, as amended, by the American Jobs Creation Act of 2004 relating to the treatment of domestic business entities which expatriate from the United States to a foreign jurisdiction. These new provisions generally apply to the direct or indirect acquisition of substantially all of the properties of a domestic enterprise by a foreign corporation if there is at least 60% or 80% of continuing share ownership in the successor foreign entity by the former stockholders of the U.S. corporation and substantial business activities are not conducted in the jurisdiction in which such successor is created or organized.  In the event we effected a business combination with a U.S. corporation, and were subsequently subject to these new rules, it could cause us to lose certain tax benefits, which could make the transaction more expensive to us, which could have an adverse effect on our operations.  See “Taxation – Certain Material United States Federal Income Tax Considerations – Tax Effects if We Acquire a U.S. Corporation”

If we are deemed to be a controlled foreign corporation, or CFC, we may be subject to certain U.S. income tax risks associated with the CFC rules under the U.S. Internal Revenue Code of 1986, as amended.

We will be considered a CFC for any year in which our United States shareholders that each own (directly, indirectly or by attribution) at least 10% of our voting shares (each a “10% U.S. Holder”) together own more than 50% of the total combined voting power of all classes of our voting shares or more than 50% of the total value of our shares.  If we were classified as a CFC, such classification would have many complex results, one of which is that if you are a 10% U.S. Holder on the last day of our taxable year, you will be required to recognize as ordinary income your pro rata share of certain of our income (including both ordinary earnings and capital gains) for the taxable year, whether or not you receive any distributions on your ordinary shares during that taxable year.

If we are deemed to be a CFC in the future, these rules would then apply to holders of our ordinary shares. Accordingly, U.S. persons should consider the possible application of the CFC rules before making an investment in our ordinary shares. See “Certain Tax Considerations—Certain Material United States Federal Income Tax Considerations-Controlled Foreign Corporation Status and Related Consequences.”

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

PART II

ITEM 5.MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)

Market information

Our ordinary shares have not been listed for trading on the OTC Bulletin Board or on any stock exchange and we do not anticipate applying for listing on any exchange until after such time that we have completed a business acquisition.

(b)

Holders

As of June 30, 2008 there were 2 record holders of 859,375 Ordinary Shares.

(c)

Dividends

We have not paid any cash dividends to date and we do not anticipate or contemplate paying dividends in the foreseeable future. It is the present intention of management to utilize available funds for development of our business.

(d)

Securities authorized for issuance under equity compensation plans

As of June 30, 2008, we had no securities authorized under equity compensation plans and we do not intend to have an equity compensation plan prior to the completion of a business combination.

ITEM 6. SELECTED FINANCIAL DATA

The selected financial data presented below has been derived from our audited financial statements appearing elsewhere herein.

		Period from September 27, 2006
	Year Ended	(Date of Inception)
	June 30, 2008	to June 30, 2007
Revenues	$-	$-
Expenses	3,973	8,376
Net Loss	(3,973)	(8,376)
Basic and diluted loss per share	$(0.00)	$(0.01)

Total Assets	$-	$-

ITEM 7.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Plan of Operation

As of June 30, 2008 and as of the date of this report, we had not engaged in any business activities that generate revenue.  Our activities to date have been primarily focused upon our formation.  We may conduct private offerings of our ordinary shares, the proceeds of which we intend to use for payment of costs associated with formation, accounting and auditing fees, legal fees, and costs associated with identifying acquisition targets and completing necessary due diligence.  In addition, we expect to incur costs related to filing periodic reports with the Securities and Exchange Commission.  If necessary, we believe that we will be able to raise additional funds through additional private sales of ordinary shares, by obtaining loans from our shareholders, management or other investors.

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

Results of Operations

Year ended June 30, 2008 compared to period of inception (September 27, 2006) through June 30, 2007

Operating Expenses

Because we currently do not have any business operations, we have not had any revenues during the period of inception through June 30, 2008. Total expenses for the year ended June 30, 2008 decreased to $3,973 from $8,376 for the period of inception through June 30, 2007.  This decrease is caused by organizational expenses that were incurred in 2006.

Liquidity and Capital Resources

As of June 30, 2008, we had no cash available, and had current liabilities of $753 in accounts payable and $11,486 to a related party.

ITEM 7A. QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

None.

ITEM 8. FINANCIAL STATEMENTS

The financial statements of the Company, including the notes thereto and report of the independent auditors thereon, are included in this report as set forth in the “Index to Financial Statements.” See F-1 for Index to Consolidated Financial Statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T). CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules, regulations and related forms, and that such information is accumulated and communicated to our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

As of June 30, 2008, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Management’s Report on Internal Control Over Financial Reporting

Our management is also responsible for establishing and maintaining adequate internal control over financial reporting.  The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Our internal control over financial reporting includes those policies and procedures that:

•

Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of the Company’s management and directors; and

•

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

As of June 30, 2008, our management conducted an assessment of the effectiveness of the Company's internal control over financial reporting. Based on this assessment, management has determined that the Company's internal control over financial reporting was effective as of June 30, 2008.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management's report in this annual report.

Changes in Internal Controls.

There have been no changes in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected or is reasonably likely to materially affect our internal controls.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our officers and directors and additional information concerning them are as follows:

Name	Age	Position
David Richardson	50	Director

Joseph Rozelle	35	President, Chief Financial Officer, Director

David Richardson. David Richardson has been one of our directors since September 2006.  Mr. Richardson is an Executive Director of Lighthouse Capital Insurance Company (Fortis’ insurance affiliate in the Cayman Islands), and the President and CEO of Mid-Ocean Consulting Group Ltd., which guides both institutions and individuals on sophisticated international structuring and tax related strategies.  From 2003 through 2005, Mr. Richardson served as the President of Oceanic Bank and Trust Limited’s Insurance Specialty Unit.  Prior thereto, in 1996, he became the Head of Private Banking for MeesPierson, a Dutch merchant/private bank in the Cayman Islands.  Following that, he became the Managing Director for MeesPierson (Bahamas) Ltd. and Chairman of Lighthouse Capital Insurance Company.  David Richardson began his professional career in the investment business over 20 years ago, working for one of Canada’s preeminent investment houses; Walwyn, Stodgell, Cochrane and Murray (now Merrill Lynch Canada).  In 1987, he joined the Bank of Bermuda in Bermuda as Portfolio Manager, where he personally oversaw the management of in excess of $350 million for the Bank’s top tier clientele. From there he moved to the Bank of Bermuda’s wholly owned trust subsidiary, Bermuda Trust Company serving as Assistant Manager and Director of Americas’ marketing activities.  Mr. Richardson is a graduate of the University of Toronto (Hon.BSc) with a post graduate degree from Northwestern University (NTS Graduate), as well as possessing a number of professional affiliations including a Member of STEP, the ITPA and the Bahamas International Insurance Association.

Joseph Rozelle.   Joseph Rozelle has been one of our directors ~~since September 2006~~ ..  In addition, Mr. Rozelle has served as our President and Chief Financial Officer since September 2006.  Mr. Rozelle is currently the President of Nautilus Global Partners, a Limited Liability Company dedicated to facilitation of “going public” transactions for foreign and domestic operating companies on the public United States Exchanges.  Prior to joining Nautilus in 2006, Mr. Rozelle was a consultant with Accretive Solutions, providing Sarbanes-Oxley Compliance consulting and other accounting related consulting services.  Prior thereto, Mr. Rozelle worked with Momentum Equity Group, LLC and Momentum Bio Ventures as a Principal Analyst in the spring of 2002 and winter of 2003, respectively. At Momentum, Mr. Rozelle was responsible for financial modeling, due diligence, and preparation of investment summaries for client companies. Prior to joining Momentum, Mr. Rozelle was an associate with Barclays Capital in the Capital Markets Group, specializing in asset securitization. Prior thereto, he was the Assistant Vice President of Planning and Financial Analysis for a regional commercial bank and was responsible for all of the corporate financial modeling, risk analysis, mergers and acquisition evaluation, and corporate budgeting. Before his tenure in commercial banking, Mr. Rozelle served as a senior auditor with Arthur Andersen, where he was involved in a variety of filings with the SEC involving corporate mergers, spin-offs, public debt offerings, and annual reports.  Mr. Rozelle holds a Bachelors of Business Administration degree from the University of Houston and a Masters of Business Administration degree from the Jesse H. Jones School of Management at Rice University. Mr. Rozelle is also the sole director and sole executive officer of VPGI, Inc., a public corporation.

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

Messr. Rozelle is an officer and Messrs. Richardson and Rozelle are currently serving on the boards of directors for the following entities, each incorporated under the laws of the Cayman Islands:

•

Dragon Acquisition Corporation

•

Emerald Acquisition Corporation

•

Ruby Growth Corporation

•

China Growth Corporation

•

Summit Growth Corporation

•

Action Acquisition Corporation

•

Pan Asian Corporation

•

Juniper Growth Corporation

•

Seven Seas Acquisition Corporation

•

Global Growth Corporation

•

Bering Growth Corporation

•

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

Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that all filing requirements applicable to our executive officers, directors and greater than 10% beneficial owners are current as of October 10, 2008.

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

The following table sets forth, as of October 10, 2008, the number of Ordinary Shares owned of record and beneficially by our executive officers, directors and persons who hold 5% or more of our outstanding Ordinary Shares.

Name and Address	Amount and Nature of Beneficial Ownership	Percentage of Class
David Richardson*	78,125	9.1%

Joseph Rozelle*	0

Nautilus Global Partners, LLC 700 Gemini, Suite 100 Houston, TX 77058	781,250	90.9%

Mid-Ocean Consulting Limited Bayside House Bayside Executive Park West Bay Street & Blake Road Nassau, Bahamas	78,125	9.1%

All Officers and Directors as a group (2 individuals)	78,125	9.1%

* The address of Messrs. Richardson and Rozelle is c/o Nautilus Global Business Partners, 700 Gemini, Suite 100, Houston, Texas 77058.

(1) Includes 78,125 shares held by Mid-Ocean Consulting Limited.  Mr. Richardson is the owner and the President and CEO of Mid-Ocean Consulting Limited and has voting and investment control over such shares.

(2)  Does not include 781,250 shares held by Nautilus Global Partners.  Mr. Rozelle is the President of Nautilus Global Partners but does not have voting or investment control over such shares.

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

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

On September 27, 2006, we issued an aggregate of 859,375 of our ordinary shares to the individuals and entities set forth below for $110 in cash, at a purchase price of $0.000128 per share, as follows:

Name	Number of Shares	Relationship to Us

Nautilus Global Partners, LLC 700 Gemini, Suite 100 Houston, TX 77058	781,250	Joseph Rozelle, our President and Chief Financial Officer is the President of Nautilus Global Partners, LLC.

Mid-Ocean Consulting Limited Bayside House Bayside Executive Park West Bay Street & Blake Road Nassau, Bahamas	78,125	David Richardson, one of our directors is the owner, president and CEO of Mid-Ocean Consulting.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents aggregate fees for professional audit services rendered by PMB Helin Donovan, LLP (“PMB”), previously known as Helin, Donovan, Trubee & Wilkinson, LLP for the audit of the Company’s annual financial statements for the fiscal year ended June 30, 2008, and fees billed for other services rendered by PMB.

	2008	2007
Audit Fee (1)	$1,458	$1,850
Audit-Related Fees	$-	$-
Tax Fees	$-	$-
All Other Fees	$-	$-

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

~~(~~ a) Financial Statements:

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

_____________________

(1)

Previously Filed

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 14, 2008	LUNAR GROWTH CORPORATION

By: /s/ Joseph Rozelle
Name: Joseph Rozelle
Title: President, Chief Financial Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: October 14, 2008	By: /s/ Joseph Rozelle
Name: Joseph Rozelle
Title: President, Chief Financial Officer and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Date: October 14, 2008	By: /s/ David Richardson
Name: David Richardson
Title: Director

Lunar Growth Corporation

(A Development Stage Company)

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Lunar Growth Corporation:

We have audited the accompanying balance sheets of Lunar Growth Corporation (the Company) (a development stage company) as of June 30, 2008 and 2007, and the related statements of operations, shareholders’ deficit, and cash flows for the year ended June 30, 2008, the period from inception (September 27, 2006) through June 30, 2007, and the cumulative period from inception (September 27, 2006) through June 30, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lunar Growth Corporation as of June 30, 2008 and 2007, and the results of its operations and its cash flows for the year ended June 30, 2008, the period from inception (September 27, 2006) through June 30, 2007, and the cumulative period from inception (September 27, 2006) through June 30, 2008, in conformity with generally accepted accounting principles in the United States of America.

The accumulated deficit during the development stage for the period from date of inception (September 27, 2006) through June 30, 2008 is $12,349.

PMB Helin Donovan, LLP /s/ PMB Helin Donovan, LLP October 10, 2008 Houston, TX

Lunar Growth Corporation

(A Development Stage Company)

Balance Sheets

	June 30,	June 30,
	2008	2007
ASSETS

CURRENT ASSETS
Cash	$--	$--
Total assets	$--	$--

LIABILITIES AND SHAREHOLDERS’ DEFICIT

CURRENT LIABILITIES
Payable to affiliate	$11,486	$5,835
Accounts payable	753	2,431
Total current liabilities	12,239	8,266

Commitments and Contingencies (Note 7)	--	--

SHAREHOLDERS’ DEFICIT
Preference shares, $0.000128 par value, 781,250 shares authorized, none issued and outstanding	--	--
Ordinary shares, $0.000128 par value; 39,062,500 shares authorized; 859,375 issued and outstanding as of
June 30, 2008 and 2007	110	110
Additional paid in capital	--	--
Deficit accumulated during development stage	(12,349)	(8,376)
Total shareholders’ deficit	(12,239)	(8,266)
Total liabilities and shareholders’ deficit	$--	$--

The accompanying notes are an integral part of these financial statements.

Lunar Growth Corporation

(A Development Stage Company)

Statements of Operations

	Year Ended June 30, 2008	Period of inception (September 27, 2006) through June 30, 2007	Cumulative During Development Stage (September 27, 2006 to June 30, 2008)

Revenues	$--	$--	--

Expenses
Formation, general and administrative expenses	3,973	8,376	12,349
Total operating expenses	3,973	8,376	12,349

Net loss	$(3,973)	$(8,376)	(12,349)

Basic and diluted loss per share	$(0.00)	$(0.01)	(0.01)
Weighted average ordinary shares outstanding – basic and diluted	859,375	859,375	859,375

The accompanying notes are an integral part of these financial statements.

Lunar Growth Corporation

(A Development Stage Company)

Statements of Shareholders’ Deficit

For the period from September 27, 2006 (Date of Inception) to June 30, 2008

	Preferred Shares		Common Shares		Additional Paid-In	Deficit Accumulated During Development
	Shares	Amount	Shares	Amount	Capital	Stage	Totals
Founder shares issued at inception at September 27, 2006	--	$--	859,375	$110	$--	$--	$110
Net loss	--	$--	--	$--	$--	$(8,376)	$(8,376)
Balance as of June 30, 2007	--	$--	859,375	$110	$--	$(8,376)	$(8,266)

Net loss	--	$--	--	$--	$--	$(3,973)	$(3,973)

Balance as of June 30, 2008	--	$--	859,375	$110	$--	$(12,349)	$(12,239)

The accompanying notes are an integral part of these financial statements.

Lunar Growth Corporation

(A Development Stage Company)

Statements of Cash Flows

	Year Ended June 30, 2008	From Inception (September 27, 2006) through June 30, 2007	Cumulative During Development Stage (September 27, 2006 to June 30, 2008)
Cash flows from operating activities
Net loss	$(3,973)	$(8,376)	$(12,349)
Adjustments to reconcile net loss to cash used in operating activities:
Shares issued to Founder for payment of formation costs	--	110	110
Changes in operating assets and liabilities
Accounts payable	(1,678)	5,835	753
Payable to affiliate	5,651	2,431	11,486
Net cash used in operating activities	--	--	--

Net increase (decrease) in cash	--	--	--

Cash at beginning of the period	--	--	--
Cash at end of the period	$--	--	--

Supplemental disclosures of cash flow information:
Interest paid	$--	$--	$--
Income taxes paid	$--	$--	$--

The accompanying notes are an integral part of these financial statements.

Lunar Growth Corporation

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

June 30, 2007

NOTE 1 - Organization, Business and Operations

On September 27, 2006, Lunar Growth Corporation (the "Company") was formed in the Cayman Islands with the objective to acquire, or merge with, an operating business. The Company’s formation and administrative costs of $8,376 were financed through the issuance of 859,375 shares of ordinary shares at par value of $0.000128 per share together with a payable to the Founders of $8,266.

At June 30, 2008, the Company had not yet commenced operations. All activity from September 27, 2006 (“Date of Inception”) through June 30, 2008 relates to the Company’s formation. The Company selected June 30 as its fiscal year-end.

The Company, based on its proposed business activities, is a "blank check" company. The Securities and Exchange Commission defines such a company as “a development stage company” as it either has no specific business plan or purpose, or has indicated that its business plan is to engage in a merger or acquisition with an unidentified company or companies, or other entity or person; and has issued ‘penny stock,’ as defined in Rule 3a51-1 under the Securities Exchange Act of 1934. Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in its securities, either debt or equity, until the Company concludes a business combination with an operating entity.

The Company was organized to acquire a target company or business seeking the perceived advantages of being a publicly-held company and, to a lesser extent, that desires to employ the Company’s funds in its business. The Company’s principal business objective for the next 12 months and beyond will be to achieve long-term growth potential through a business combination rather than short-term earnings. The Company will not restrict its potential candidate target companies to any specific business, industry or geographical location. The analysis of new business opportunities will be undertaken by or under the supervision of the officers and directors of the Company.

NOTE 2 - Summary of Significant Accounting Policies

Basis of Presentation

These financial statements are presented on the accrual basis of accounting in accordance with generally accepted accounting principles in the United State of America, whereby revenues are recognized in the period earned and expenses when incurred. The Company also follows Statement of Financial Accounting Standards (“SFAS”) No. 7, “Accounting and Reporting for Development State Enterprises” in preparing its financial statements.

Statement of Cash Flows

For purposes of the statement of cash flows, we consider all highly liquid investments (i.e., investments which, when purchased, have original maturities of three months or less) to be cash equivalents.

NOTE 2 - Summary of Significant Accounting Policies (Continued)

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

At June 30, 2008 and 2007, there were no potentially dilutive ordinary shares outstanding.

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

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” This statement prescribes the use of the liability method whereby deferred tax asset and liability account balances are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.  In assessing the realization of deferred tax assets, management considers whether it is likely that some portion or all of the deferred tax assets will be realized.  The ultimate realization of deferred tax assets is dependent upon the Company attaining future taxable income during periods in which those temporary differences become deductible.

Fair Value of Financial Instruments

Our financial instruments consist of a payable to an affiliate. We believe the fair value of our payable reflects its carrying amount.

Recently Issued Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations - Revised 2007. SFAS 141 R provides guidance on improving the relevance, representational faithfulness, and comparability of information that a reporting entity provides in its financial reports about a business combination and its effects. SFAS 141R applies to business combinations where the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Management of the Company does not expect the adoption of this pronouncement to have a material impact on its financial statements.

In December 2007, the FASB also issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, which establishes accounting and reporting standards to improve the relevance, comparability, and transparency of financial information in its financial statements that include an outstanding noncontrolling interest in one or more subsidiaries. SFAS 160 is effective for fiscal years, and the interim periods within those fiscal years, beginning on or after December 15, 2008. Management of the Company does not expect the adoption of this pronouncement to have a material impact on its financial statements.

NOTE 3 - Liquidity and Capital Resources

The Company has no revenues for the period from inception (September 27, 2006) through June 30, 2008, and does not intend to realize revenues until the consummation of a merger with an operating entity.  The Company’s principal business objective for the next 12 months and beyond will be to achieve long-term growth potential through a business combination rather than short-term earnings.  There can be no assurance that the Company will ever consummate the business combination; achieve or sustain profitability or positive cash flows from its operations, reduce expenses or sell ordinary shares.  To date, the Company has funded its formation activities primarily through issuances of its ordinary shares and a payable to affiliate.

NOTE 4 - Payable to Affiliate and Accounts Payable

The Company has a payable to affiliate of $11,486 to a Founder of the Company.  The payable is non-interest bearing and payable on demand.  The Company also has accounts payable related to the formation of the Company and general and administrative expenses for $753.

NOTE 5 - Ordinary Shares

On September 27, 2006, the Company was formed with 859,375 shares of its restricted ordinary shares issued at par value of $0.000128 per share, for consideration of $110 to its founding shareholders.  The stock, along with a payable issued to a Founder of $2,482 were the basis of the funding of the Company’s formation costs.

NOTE 6 - Preference Shares

The Company is authorized to issue 781,250 shares of preference shares with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.  At June 30, 2008, there were no preference shares issued or outstanding.

NOTE 7 - Commitments and Contingencies

The Company may become subject to various claims and litigation.  The Company vigorously defends its legal position when these matters arise.  The Company is not a party to, nor the subject of, any material pending legal proceeding nor to the knowledge of the Company, are any such legal proceedings threatened against the Company.