Form 10-Q
period 2008-12-31
Lunar Growth CORP
filed 2009-02-23
CIK 1381806

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.         YES [X]        NO  [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).          YES [X]         NO [   ]

At February 23, 2009 there were 998,275 shares of Registrant’s ordinary shares outstanding.

GENERAL INDEX

PART I  -  FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

Lunar Growth Corporation

(A Development Stage Company)

Condensed Balance Sheets

	December 31,	June 30,
	2008	2008
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$6,614	$-

Total assets	$6,614	$-

LIABILITIES AND SHAREHOLDERS’ DEFICIT

CURRENT LIABILITIES
Payable to affiliate	$12,416	$11,486
Accounts payable	1,873	753

Total current liabilities	14,289	12,239

SHAREHOLDERS’ DEFICIT

Preference shares, $0.000128 par value, 781,250 shares authorized, none issued and outstanding	--	--
Ordinary shares, $.000128 par value; 39,062,500 shares authorized;
998,275 shares and 859,375 shares issued and outstanding as of December 31, 2008 and June 30, 2008, respectively	128	110
Additional paid in capital	6,596	--
Deficit accumulated during development stage	(14,399)	(12,349)
Total shareholders’ deficit	(7,675)	(12,349)
Total liabilities and shareholders’ deficit	$6,614	$--

See accompanying notes to condensed financial statements.

Lunar Growth Corporation

(A Development Stage Company)

Condensed Statements of Operations

(Unaudited)

	Six Months Ended December 31, 2008	Six Months Ended December 31, 2007	Cumulative During Development Stage (September 27, 2006 to December 31, 2008)

Revenues	$--	$--	$--

Expenses
Formation, general and administrative Expenses	2,050	3,375	14,399
Total operating expenses	2,050	3,375	14,399

Operating loss	(2,050)	(3,375)	(14,399)

Income tax expense (benefit)	--	--	--

Net loss	$(2,050)	$(3,375)	$(14,399)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.02)
Weighted average ordinary shares outstanding – basic and diluted	867,679	859,375	861,223

See accompanying notes to condensed financial statements.

Lunar Growth Corporation

(A Development Stage Company)

Condensed Statements of Operations

(Unaudited)

	Three Months Ended December 31, 2008		Three Months Ended December 31, 2007

Revenues	$	-- -	$--

Expenses
Formation, general and administrative expenses		1,757	3,375
Total operating expenses		1,757	3,375

Operating loss		(1,757)	(3,375)

Income tax expense (benefit)		--	--

Net loss		$(1,757)	$(3,375)

Basic and diluted loss per share		$(0.00)	$(0.00)

Weighted average ordinary shares outstanding – basic and diluted		875,983	859,375

See accompanying notes to condensed financial statements.

Lunar Growth Corporation

(A Development Stage Company)

Condensed Statements of Cash Flows

(Unaudited)

	Six months ended December 31, 2008	Six months ended December 31, 2007	Cumulative During Development Stage (September 27, 2006 to December 31, 2008)
Cash flows from operating activities
Net loss	$(2,050)	$(3,375)	$(14,399)
Adjustments to reconcile net loss to cash used in operating activities:
Shares issued to Founder for payment of formation costs	--	--	110
Changes in operating assets and liabilities
Payable to Affiliate	930	2,431	12,416
Accounts Payable	1,120	944	1,873
Net cash provided by operating activities	--	--	--

Cash flows from investing activities
Net cash provided by investing activities	--	--	--

Cash flows from financing activities
Proceeds from issuance of ordinary shares	6,614	--	6,614
Net cash provided by financing activities	6,614	--	6,614

Net increase in cash	6,614	--	6,614

Cash at beginning of the period	--	--	--
Cash at end of the period	$6,614	$--	$6,614

Supplemental disclosures of cash flow information:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

See accompanying notes to condensed financial statements.

Lunar Growth Corporation

(A Development Stage Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS

December 31, 2008

(Unaudited)

On September 27, 2006, Lunar Growth Corporation (the "Company") was formed in the Cayman Islands with the objective to acquire, or merge with, an operating business. The Company’s formation and administrative costs of $8,376 were financed through the issuance of 859,375 shares of ordinary shares at par value of $0.000128 per share together with a payable to the Founders of $8,266.

At December 31, 2008, the Company had not yet commenced operations. All activity from September 27, 2006 (“Date of Inception”) through December 31, 2008 relates to the Company’s formation. The Company selected June 30 as its fiscal year-end.

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

NOTE 2 - Summary of Significant Accounting Policies

Basis of Presentation

These financial statements are presented on the accrual basis of accounting in accordance with generally accepted accounting principles in the United State of America, whereby revenues are recognized in the period earned and expenses when incurred. The Company also follows Statement of Financial Accounting Standards (“SFAS”) No. 7, “Accounting and Reporting for Development Stage Enterprises” in preparing its financial statements.

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

At December 31, 2008 and 2007, there were no potentially dilutive ordinary shares outstanding.

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

Fair Value of Financial Instruments

Our financial instruments consist of accounts payable and a payable to an affiliate. We believe the fair value of our payables reflects their carrying amounts.

The Company adopted SFAS No. 157, “Fair Value Measurements” (SFAS 157) effective January 1, 2008.  SFAS 157 established a framework for measuring fair value in GAAP and clarified the definition of fair value within that framework. SFAS 157 does not require assets and liabilities that were previously recorded at cost to be recorded at fair value or for assets and liabilities that are already required to be disclosed at fair value.  SFAS 157 introduced, or reiterated, a number of key concepts which form the foundation of the fair value measurement approach to be used for financial reporting purposes. The fair value of the Company’s financial instruments reflects the amounts that the

Company estimates to receive in connection with the sale of an asset or paid in connection with the transfer of a liability in an orderly transaction between market participants at the measurement date (exit price). SFAS 157 also established a fair value hierarchy that prioritizes the use of inputs used in valuation techniques into the following three levels:

Level 1—quoted prices in active markets for identical assets and liabilities.

Level 2—observable inputs other than quoted prices in active markets for identical assets and liabilities.

Level 3—unobservable inputs.

The adoption of SFAS 157 did not have an effect on the Company’s financial condition or results of operations, but SFAS 157 introduced new disclosures about how we value certain assets and liabilities. Much of the disclosure is focused on the inputs used to measure fair value, particularly in instances where the measurement uses significant unobservable (Level 3) inputs. As of December 31, 2008, the Company did not have financial assets or liabilities that would require measurement on a recurring basis based on the guidance in SFAS 157. At December 31, 2008 all financial assets consisted of cash and cash equivalents.

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

NOTE 3 - Liquidity and Capital Resources

The Company has no revenues for the period from inception (September 27, 2006) through December 31, 2008, and does not intend to realize revenues until the consummation of a merger with an operating entity.  The Company’s principal business objective for the next 12 months and beyond will be to achieve long-term growth potential through a business combination rather than short-term earnings.  There can be no assurance that the Company will ever consummate the business combination; achieve or sustain profitability or positive cash flows from its operations, reduce expenses or sell ordinary shares.  To date, the Company has funded its formation activities primarily through issuances of its ordinary shares and a payable to affiliate.

NOTE 4 - Payable to Affiliate and Accounts Payable

The Company had a payable to affiliate of $12,416, and $11,486 to a Founder of the Company as of December 31 2008 and June 30, 2008, respectively.  The payable is non-interest bearing and payable on demand.  The Company also had accounts payable related to the formation of the Company and general and administrative expenses of $1,873, and $753 as of December 31, 2008 and June 30, 2008, respectively.

NOTE 5 - Ordinary Shares

On September 27, 2006, the Company was formed with 859,375 shares of its restricted ordinary shares issued at par value of $0.000128 per share, for consideration of $110 to its founding shareholders.  The stock, along with a payable issued to a Founder of $2,482, were the basis of the funding of the Company’s formation costs.  On December 21, 2008, the Company sold 138,900 shares of its restricted ordinary shares for $6,614. The restricted ordinary shares were sold to approximately 450 offshore private investors pursuant to a Private Placement Offering in lots of 300 shares each at approximately $0.05 per share.  No underwriting discounts or commissions were paid with respect to such sales.

NOTE 6 - Preference Shares

The Company is authorized to issue 781,250 shares of preference shares with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.  At December 31, 2008, there were no preference shares issued or outstanding.

NOTE 7 - Commitments and Contingencies

The Company may become subject to various claims and litigation.  The Company vigorously defends its legal position when these matters arise.  The Company is neither a party to, nor the subject of, any material pending legal proceeding nor to the knowledge of the Company, are any such legal proceedings threatened against the Company.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Comparison of the six months ended December 31, 2008 and 2007

Because we currently do not have any business operations, we have not had any revenues during the six months ended December 31, 2008 or 2007. Total expenses for the six months ended December 31, 2008 were $2,050 compared with $3,375 for the six months ended December 31, 2007. The decrease is due primarily to the decrease in legal and general and administrative expenses.

Comparison of the three months ended December 31, 2008 and 2007

Because we currently do not have any business operations, we have not had any revenues during the three months ended December 31, 2008 or 2007. Total expenses for the three months ended December 31, 2008 were $1,757 compared with $3,375 for the three months ended December 31, 2007. The decrease is due primarily to the decrease in legal and general and administrative expenses.

Liquidity and Capital Resources

As of December 31, 2008, we had current liabilities of $12,416 to a related party and $1,873 to unrelated parties.  The Company is actively pursuing merger opportunities as described in the “General” Section of Management’s Discussion and Analysis, and believes that it will be able to fund necessary expenses through the continued funding from its founding shareholders in the form of payables, but may seek additional financing in connection with a potential business combination or if it otherwise requires additional funds.

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

ITEM 1A

RISK FACTORS.

There have been no material changes to the risk factors previously disclosed under Item 1A of the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on October 14, 2008.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On December 21, 2008, the Company sold 138,900 shares of its restricted ordinary shares for $6,614. The restricted ordinary shares were sold to approximately 450 offshore private investors pursuant to a Private Placement Offering in lots of 300 shares each at approximately $0.05 per share.  Proceeds in the raise will be used for general and administrative expenses.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On March 1, 2008, our two shareholders held a special meeting and voted all 1,100,000 ordinary shares then outstanding in favor of approving an amendment to our Memorandum and Articles of Association to  (i) consolidate our authorized ordinary share capital from 50,000,000 ordinary shares of $0.0001 par value each to 39,062,500 ordinary shares of 0.000128 par value each and (ii) to consolidate our authorized preference share capital from 1,000,000 preference shares of $0.0001 par value each to 781,250 preference shares of $0.000128 par value.  As a result of the amendment, our total outstanding ordinary shares was reduced to 859,375 shares as of March 1, 2008.

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

Date: February 23, 2008	LUNAR GROWTH CORPORATION

By: /s/ Joseph Rozelle
Name: Joseph Rozelle
Title: President, Chief Financial Officer and Director