Form 10-K
period 2009-06-30
Lunar Growth CORP
filed 2009-10-08
CIK 1381806

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2009

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).

YES [X]   NO [  ]

At September 21, 2009 there were 998,275 shares of Registrant’s ordinary shares outstanding.

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

ITEM 1A.

RISK FACTORS

This Annual Report on Form 10-K contains "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended.  Forward-looking statements are not statements of historical facts, but rather reflect our current expectations or beliefs concerning future events and results. We generally use the words "believes,"  "expects,"  "intends," "plans," "anticipates,"   "likely,"   "will"  and   similar   expressions   to  identify forward-looking  statements.  Such forward-looking statements,  including those concerning our expectations,  involve risks,  uncertainties  and other factors, some of which are  beyond  our  control,  which may  cause our  actual  results, performance or achievements,  or industry  results,  to be materially  different from any future  results,  performance or  achievements  expressed or implied by such forward-looking statements. The risks, uncertainties and factors that could cause our results to differ materially from our expectations and beliefs include,  but are not limited to, those factors set forth in this Annual Report on Form 10-K under "Item 1A. - Risk Factors" below, as well as the following:

•

changes in laws or regulations affecting our operations;

•

changes in our business tactics or strategies;

•

acquisitions of new operations;

•

changing market forces or contingencies that necessitate, in  our judgment, changes in our plans, strategy or tactics; and

•

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

Our Memorandum of Association authorizes the issuance of a maximum of 39,062,500 ordinary shares. Any merger or acquisition effected by us may result in the issuance of additional securities without shareholder approval and may result in substantial dilution in the percentage of our ordinary shares held by our then existing shareholders.

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

Following a business combination, we may seek the listing of our ordinary shares on NASDAQ or the American Stock Exchange. However, we cannot assure you that following such a transaction, we will be able to meet the initial listing standards of either of those or any other stock exchange, or that we will be able to maintain a listing of our ordinary shares on either of those or any other stock exchange. After completing a business combination, until our ordinary shares are listed on the NASDAQ or another stock exchange, we expect that our ordinary shares would be eligible to trade on the OTC Bulletin Board, another over-the-counter quotation system, or on the “pink sheets,” where our shareholders may find it more difficult to dispose of shares or obtain accurate quotations as to the market value of our ordinary shares. In addition, we would be subject to an SEC rule that, if it failed to meet the criteria set forth in such rule, imposes various practice requirements on broker-dealers who sell securities governed by the rule to persons other than established customers and accredited investors. Consequently, such rule may deter broker-

dealers from recommending or selling our ordinary shares, which may further affect its liquidity. This would also make it more difficult for us to raise additional capital following a business combination.

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

PART II

ITEM 5.

MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)

Market information

Our ordinary shares have not been listed for trading on the OTC Bulletin Board or on any stock exchange and we do not anticipate applying for listing on any exchange until after such time that we have completed a business acquisition.

(b)

Holders

As of June 30, 2009 there were approximately 460 record holders of 998,275 Ordinary Shares.

(c)

Dividends

We have not paid any cash dividends to date and we do not anticipate or contemplate paying dividends in the foreseeable future. It is the present intention of management to utilize available funds for development of our business.

(d)

Securities authorized for issuance under equity compensation plans

As of June 30, 2009, we had no securities authorized under equity compensation plans and we do not intend to have an equity compensation plan prior to the completion of a business combination.

ITEM 6.

SELECTED FINANCIAL DATA

The selected financial data presented below has been derived from our audited financial statements appearing elsewhere herein.

	Year Ended	Year Ended
	June 30, 2009	June 30, 2008
Revenues	$-	$-
Expenses	2,919	3,973
Net Loss	2,919	(3,973)
Basic and diluted loss per share	$(0.00)	$(0.00)

Total Assets	$1,426	$-

ITEM 7.

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

Results of Operations

Year ended June 30, 2009 compared to period year ended June 30, 2008

Operating Expenses

Because we currently do not have any business operations, we have not had any revenues during the period of inception through June 30, 2009. Total expenses for the year ended June 30, 2009 decreased to $2,919 from $3,973 for the year ended June 30, 2008.  This decrease was primarily caused by the decrease in administrator and other fees in fiscal year 2009.

Liquidity and Capital Resources

As of June 30, 2009, we had $1,426 in cash available, and had current liabilities of $1,154 in accounts payable and $8,815 to a related party. The Company anticipates that additional funding needs beyond the Company’s cash balance will be provided by the majority shareholder for at least the next 12 months as necessary.

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

As of June 30, 2009, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

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

As of June 30, 2009, our management conducted an assessment of the effectiveness of the Company's internal control over financial reporting. Based on this assessment, management has determined that the Company's internal control over financial reporting was effective as of June 30, 2009.

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

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected or is reasonably likely to materially affect our internal controls.

ITEM 9B.

OTHER INFORMATION

None.

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our officers and directors and additional information concerning them are as follows:

Name	Age	Position
David Richardson	51	Director

Joseph Rozelle	36	President, Chief Financial Officer, Director

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

Joseph Rozelle.   Joseph Rozelle has been one of our directors.  In addition, Mr. Rozelle has served as our President and Chief Financial Officer since September 2006.  Mr. Rozelle is currently the President of Nautilus Global Partners, a Limited Liability Company dedicated to facilitation of “going public” transactions for foreign and domestic operating companies on the public United States Exchanges.  Prior to joining Nautilus in 2006, Mr. Rozelle was a consultant with Accretive Solutions, providing Sarbanes-Oxley Compliance consulting and other accounting related consulting services.  Prior thereto, Mr. Rozelle worked with Momentum Equity Group, LLC and Momentum Bio Ventures as a Principal Analyst in the spring of 2002 and winter of 2003, respectively. At Momentum, Mr. Rozelle was responsible for financial modeling, due diligence, and preparation of investment summaries for client companies. Prior to joining Momentum, Mr. Rozelle was an associate with Barclays Capital in the Capital Markets Group, specializing in asset securitization. Prior thereto, he was the Assistant Vice President of Planning and Financial Analysis for a regional commercial bank and was responsible for all of the corporate financial modeling, risk analysis, mergers and acquisition evaluation, and corporate budgeting. Before his tenure in commercial banking, Mr. Rozelle served as a senior auditor with Arthur Andersen, where he was involved in a variety of filings with the SEC involving corporate mergers, spin-offs, public debt offerings, and annual reports.  Mr. Rozelle holds a Bachelors of Business Administration degree from the University of Houston and a Masters of Business Administration degree from the Jesse H. Jones School of Management at Rice University. Mr. Rozelle is also the sole director and sole executive officer of VPGI, Inc., a public corporation.

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

IPKV Holdings, Inc.

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

Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that all filing requirements applicable to our executive officers, directors and greater than 10% beneficial owners are current as of September 15, 2009.

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

The following table sets forth, as of June 30, 2009, the number of Ordinary Shares owned of record and beneficially by our executive officers, directors and persons who hold 5% or more of our outstanding Ordinary Shares.

Name and Address	Amount and Nature of Beneficial Ownership	Percentage of Class

David Richardson*	78,125	7.8%

Joseph Rozelle*	0

Nautilus Global Partners, LLC 700 Gemini, Suite 100 Houston, TX 77058	781,250	78.3%

Mid-Ocean Consulting Limited Bayside House Bayside Executive Park West Bay Street & Blake Road Nassau, Bahamas	78,125	7.8%

All Officers and Directors as a group (2 individuals)	78,125	7.8%

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

ITEM 14.

PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents aggregate fees for professional audit services rendered by PMB Helin Donovan, LLP (“PMB”), previously known as Helin, Donovan, Trubee & Wilkinson, LLP for the audit of the Company’s annual financial statements for the fiscal year ended June 30, 2009, and fees billed for other services rendered by PMB.

	2009	2008
Audit Fee (1)	$1,626	$1,458
Audit-Related Fees	$-	$-
Tax Fees	$-	$-
All Other Fees	$-	$-

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

Date: October 7, 2009	LUNAR GROWTH CORPORATION

By: /s/ Joseph Rozelle
Name: Joseph Rozelle
Title: President, Chief Financial Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: October 7, 2009	By: /s/ Joseph Rozelle
Name: Joseph Rozelle
Title: President, Chief Financial Officer and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Date: October 7, 2009	By: /s/ David Richardson
Name: David Richardson
Title: Director

Lunar Growth Corporation

(A Development Stage Company)

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Lunar Growth Corporation:

We have audited the accompanying balance sheets of Lunar Growth Corporation (the Company) (a development stage company) as of June 30, 2009 and 2008, and the related statements of operations, shareholders’ deficit, and cash flows for the years ended June 30, 2009 and 2008, and the cumulative period from inception (September 27, 2006) through June 30, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lunar Growth Corporation as of June 30, 2009 and 2008, and the results of its operations and its cash flows for the years ended June 30, 2009 and 2008, and the cumulative period from inception (September 27, 2006) through June 30, 2009, in conformity with generally accepted accounting principles in the United States of America.

The accumulated deficit during the development stage for the period from date of inception (September 27, 2006) through June 30, 2009 is $8,543.

PMB Helin Donovan, LLP

/s/ PMB Helin Donovan, LLP

October 6, 2009

Houston, TX

Lunar Growth Corporation

(A Development Stage Company)

Balance Sheets

	June 30,	June 30,
	2009	2008

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$1,426	$-

Total assets	$1,426	$-

LIABILITIES AND SHAREHOLDERS’ DEFICIT

CURRENT LIABILITIES
Payable to affiliate	$8,815	$11,486
Accounts payable	1,154	753

Total current liabilities	9,969	12,239

SHAREHOLDERS’ DEFICIT

Preference shares, $0.000128 par value, 781,250 shares authorized, none issued and outstanding	--	--
Ordinary shares, $.000128 par value; 39,062,500 shares authorized;
998,275 shares and 859,375 shares issued and outstanding as of June 30, 2009 and June 30, 2008, respectively	128	110
Additional paid in capital	6,597	--
Deficit accumulated during development stage	(15,268)	(12,349)
Total shareholders’ deficit	(8,543)	(12,239)
Total liabilities and shareholders’ deficit	$1,426	$--

The accompanying notes are an integral part of these financial statements.

Lunar Growth Corporation

(A Development Stage Company)

Statements of Operations

	Year Ended June 30, 2009	Year Ended June 30, 2008	Cumulative During Development Stage (September 27, 2006 to June 30, 2009)

Revenues	$--	$--	$--

Expenses
Formation, general and administrative expenses	2,919	3,973	15,268
Total operating expenses	2,919	3,973	15,268

Operating loss	(2,919)	(3,973)	(15,268)

Income tax expense (benefit)	--	--	--

Net loss	$(2,919)	$(3,973)	$(15,268)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.02)
Weighted average ordinary shares outstanding – basic and diluted	$932,440	$859,375	$883,832

The accompanying notes are an integral part of these financial statements.

Lunar Growth Corporation

(A Development Stage Company)

Statements of Shareholders’ Deficit

For the period from September 27, 2006 (Date of Inception) to June 30, 2009

	Preference Shares		Ordinary Shares		Additional Paid-In	Deficit Accumulated During Development
	Shares	Amount	Shares	Amount	Capital	Stage	Totals
Founder shares issued at inception at September 27, 2006	--	$--	859,375	$110	$--	$--	$110
Net loss	--	--	--	--	--	(8,376)	(8,376)

Balance as of June 30, 2007	--	--	859,375	110	--	(8,376)	(8,266)

Net loss	--	--	--	--	--	(3,973)	(3,973)

Balance as of June 30, 2008	--	--	859,375	110	--	(12,349)	(12,239)

Sale of Ordinary shares	--	--	138,900	18	6,597	--	6,615
Net loss	--	--	--	--	--	(2,919)	(2,919)
Balance as of June 30, 2009	--	$--	998,275	$128	$6,597	$(15,268)	$(8,543)

The accompanying notes are an integral part of these financial statements.

Lunar Growth Corporation

(A Development Stage Company)

Statements of Cash Flows

	Year Ended June 30, 2009	Year Ended June 30, 2008	Cumulative During Development Stage (September 27, 2006 to June 30, 2009)
Cash flows from operating activities
Net loss	$(2,919)	$(3,973)	$(15,268)
Adjustments to reconcile net loss to cash used in operating activities:
Shares issued to Founder for payment of formation costs	--	--	110
Changes in operating assets and liabilities
Payable to affiliate	(2,671)	5,651	8,815
Accounts payable	401	(1,678)	1,154
Net cash used in operating activities	(5,189)	--	(5,189)

Cash flows from investing activities
Net cash provided by investing activities	--	--	--

Cash flows from financing activities
Proceeds from issuance of ordinary shares	6,615	--	6,615
Net cash provided by financing activities	6,615	--	6,615

Net increase in cash	1,426	--	1,426

Cash at beginning of the period	--	--	--
Cash at end of the period	$1,426	$--	$1,426

Supplemental disclosures of cash flow information:
Interest paid	$--	$--	$--
Income taxes paid	$--	$--	$--

The accompanying notes are an integral part of these financial statements.

Lunar Growth Corporation

(A Development Stage Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2009

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

At June 30, 2009, the Company had not yet commenced operations. All activity from September 27, 2006 (“Date of Inception”) through June 30, 2009 relates to the Company’s formation. The Company selected June 30 as its fiscal year-end.

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

NOTE 2 - Summary of Significant Accounting Policies (continued)

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

At June 30, 2009 and 2008, there were no potentially dilutive ordinary shares outstanding.

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

NOTE 2 - Summary of Significant Accounting Policies

Fair Value of Financial Instruments (continued)

Level 3—unobservable inputs.

The adoption of SFAS 157 did not have an effect on the Company’s financial condition or results of operations, but SFAS 157 introduced new disclosures about how we value certain assets and liabilities. Much of the disclosure is focused on the inputs used to measure fair value, particularly in instances where the measurement uses significant unobservable (Level 3) inputs. As of June 30, 2009, the Company did not have financial assets or liabilities that would require measurement on a recurring basis based on the guidance in SFAS 157.

Recently Issued Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations - Revised 2007” (SFAS 141(R)). SFAS 141(R) provides guidance on improving the relevance, representational faithfulness, and comparability of information that a reporting entity provides in its financial reports about a business combination and its effects. SFAS 141(R) applies to business combinations where the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of SFAS No. 141(R) did not have a material impact on the Company’s results of operations or financial position.

In December 2007, the FASB also issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (SFAS 160), which establishes accounting and reporting standards to improve the relevance, comparability, and transparency of financial information in consolidated financial statements that include an outstanding noncontrolling interest in one or more subsidiaries. SFAS 160 is effective for fiscal years, and the interim periods within those fiscal years, beginning on or after December 15, 2008. The adoption of SFAS No. 160 did not have a material impact on the Company’s results of operations or financial position.

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

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“SFAS 168”), effective for financial periods ending after September 15, 2009. SFAS 168 states that the FASB Accounting Standards Codification will become the authoritative source of U. S. generally accepted accounting principles (“U.S. GAAP”) and will supersede all then existing non-SEC accounting and reporting standards. The Company plans to adopt SFAS 168 in the third quarter of 2009 and does not expect adoption to have a material effect on the Company’s results of operations or financial position.

NOTE 3 - Liquidity and Capital Resources (continued)

The Company has no revenues for the period from inception (September 27, 2006) through June 30, 2009, and does not intend to realize revenues until the consummation of a merger with an operating entity.  The Company’s principal business objective for the next 12 months and beyond will be to achieve long-term growth potential through a business combination rather than short-term earnings.  There can be no assurance that the Company will ever consummate the business combination; achieve or sustain profitability or positive cash flows from its operations, reduce expenses or sell ordinary shares.  To date, the Company has funded its formation activities primarily through issuances of its ordinary shares and a payable to affiliate.

NOTE 4 - Payable to Affiliate and Accounts Payable

The Company had a payable to affiliate of $8,815, and $11,486 to a Founder of the Company as of June 30, 2009 and June 30, 2008, respectively.  The payable is non-interest bearing and payable on demand.  The Company also had accounts payable related to the formation of the Company and general and administrative expenses of $1,154, and $753 as of June 30, 2009 and 2008, respectively.

NOTE 5 - Ordinary Shares

On September 27, 2006, the Company was formed with 859,375 shares of its restricted ordinary shares issued at par value of $0.000128 per share, for consideration of $110 to its founding shareholders.  The stock, along with a payable issued to a Founder of $2,482, were the basis of the funding of the Company’s formation costs.  On December 21, 2008, the Company sold 138,900 shares of its restricted ordinary shares for $6,615. The restricted ordinary shares were sold to approximately 450 offshore private investors pursuant to a Private Placement Offering in lots of 300 shares each at approximately $0.05 per share.  No underwriting discounts or commissions were paid with respect to such sales.

NOTE 6 - Preference Shares

The Company is authorized to issue 781,250 shares of preference shares with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.  At June 30, 2009, there were no preference shares issued or outstanding.

NOTE 7 - Commitments and Contingencies

The Company may become subject to various claims and litigation.  The Company vigorously defends its legal position when these matters arise.  The Company is neither a party to, nor the subject of, any material pending legal proceeding nor to the knowledge of the Company, are any such legal proceedings threatened against the Company.