Form 10-K/A
period 2009-06-30
Lunar Growth CORP
filed 2010-02-23
CIK 1381806

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 2)

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

At February 15, 2010, there were 998,275 shares of Registrant's ordinary shares outstanding.

Document incorporated by reference:  None.

EXPLANATORY NOTE

This Amendment No. 2 on Form 10-K/A (the “Form 10-K/A Amendment 2”) is being filed to amend the disclosure under Item 9A(T) Controls and Procedures of Part II of our annual report on Form 10-K for the fiscal year ended June 30, 2009 filed on October 8, 2009 (the “Form 10-K”) and on our Form 10-K/A filed on November 24, 2009 (the “Form 10-K/A Amendment 1”).  Our Form 10-K included a report of our management’s assessment of internal control over financial reporting and its conclusion that our internal control over financial reporting was effective as of June 30, 2009.  However, management’s report failed to include a statement of the framework used by management to conduct its assessment.  We received a comment letter from the SEC Staff alerting us to this error on our Form 10-K and an additional comment letter on our Form 10-K/A Amendment 1 and we are filing this Form 10-K/A Amendment 2 to revise management’s report on internal control over financial reporting to include a statement of the framework used by management to conduct its assessment.

Except as set forth above, this Form 10-K/A does not modify, amend or update in any way any other items or disclosure in the Form 10-K.  This Form 10-K/A continues to speak as of the date of the original Form 10-K and other than as specifically reflected in this Form 10-K/A does not reflect events occurring after the filing of the original Form 10-K.

GENERAL INDEX

		Page Number

PART II

Item 9A.(T)	Controls and Procedures	1

PART IV

Item 15.	Exhibits, Financial Statement Schedules.	2

	SIGNATURES	2

ITEM 9A (T). CONTROLS AND PROCEDURES

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

As of June 30, 2009, our management conducted an assessment of the effectiveness of the Company's internal control over financial reporting.  In making this assessment, management followed an approach based on the framework in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on this assessment, management has determined that the Company's internal control over financial reporting was effective as of June 30, 2009.

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

1

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

Date: February 15, 2010	LUNAR GROWTH CORPORATION

By: /s/ Joseph Rozelle
Name: Joseph Rozelle
Title: President, Chief Financial Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: February 15, 2010	By: /s/ Joseph Rozelle
Name: Joseph Rozelle
Title: President, Chief Financial Officer and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

2