Form 10-Q
period 2010-09-30
Lunar Growth CORP
filed 2010-11-19
CIK 1381806

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________ to _______________

Commission File Number 000-52346

Lunar Growth Corporation
(Exact name of Registrant as specified in its charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o Nautilus Global Partners
700 Gemini, Suite 100, Houston, TX 77056
 (Address of principal executive offices) (Zip Code)

(281) 488-3883
 (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.YES  [X]     NO  [__]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).YES  [X]     NO  [__]

At November 17, 2010 there were 998,275 shares of Registrant's ordinary shares outstanding.

GENERAL INDEX

PART I  -  FINANCIAL INFORMATION

ITEM 1.                      FINANCIAL STATEMENTS

Lunar Growth Corporation
(A Development Stage Company)
Condensed Balance Sheets

	September 30, 2010 (Unaudited)	June 30, 2010 (Audited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$1,422	$1,422

Total assets	$1,422	$1,422

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
Payable to affiliate	$2,876	$2,044
Accounts payable	1,302	1,132

Total current liabilities	4,178	3,176

SHAREHOLDERS' DEFICIT

Preference shares, $0.000128 par value, 781,250 shares authorized, 100,000 issued and outstanding as of September 30, and June 30, 2010	13	13
Ordinary shares, $0.000128 par value; 39,062,500 shares authorized;
998,275 shares issued and outstanding as of September 30, 2010 and June 30, 2010.	128	128
Additional paid in capital	16,584	16,584
Deficit accumulated during development stage	(19,481)	(18,479)
Total shareholders' deficit	(2,756)	(1,754)
Total liabilities and shareholders' deficit	1,422	1,422

See accompanying notes to condensed financial statements.

Lunar Growth Corporation
(A Development Stage Company)
Condensed Statements of Operations
(Unaudited)

	Three Months Ended September 30, 2010	Three Months Ended September 30, 2009	Cumulative During Development Stage (September 27, 2006 to September 30, 2010)

Revenues	$--	$--	$--

Expenses
Formation, general and administrative expenses	1,002	276	19,481
Total operating expenses	1,002	276	19,481

Operating loss	(1,002)	(276)	(19,481)

Income tax expense (benefit)	--	--	--

Net loss	$(1,002)	$(276)	$(19,481)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.02)
Weighted average ordinary shares outstanding – basic and diluted	998,275	998,275	$912,185

See accompanying notes to condensed financial statements.

Lunar Growth Corporation
(A Development Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

	Three Months Ended September 30, 2010	Three Months Ended September 30, 2009	Cumulative During Development Stage (September 27, 2006 to September 30, 2010)
Cash flows from operating activities
Net loss	$(1,002)	$(276)	$(19,481)
Adjustments to reconcile net loss to cash used in operating activities:
Shares issued to Founder for payment of formation costs	--	--	110
Changes in operating assets and liabilities
Payable to affiliate	832	854	2,876
Accounts payable	170	(578)	1,302
Net cash used in operating activities	--	--	(15,193)

Cash flows from investing activities
Net cash provided by investing activities	--	--	--
		--
Cash flows from financing activities
Proceeds from issuance of ordinary shares	--	--	16,615
Net cash provided by financing activities	--	--	16,615

Net increase (decrease) in cash	--	--	1,422

Cash at beginning of the period	1,422	1,426	--
Cash at end of the period	$1,422	$1,426	$1,422

Supplemental disclosures of cash flow information:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

See accompanying notes to condensed financial statements.

Lunar Growth Corporation
(A Development Stage Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2010

NOTE 1 - Organization, Business and Operations

On September 27, 2006, Lunar Growth Corporation (the "Company") was formed in the Cayman Islands with the objective to acquire, or merge with, an operating business. The Company's formation and administrative costs of $2,592 were financed through the issuance of 859,375 shares of ordinary shares at par value of $0.000128 per share for consideration of $110 together with a payable to the Founders of $2,482.

At September 30, 2010, the Company had not yet commenced operations. All activity from September 27, 2006 ("Date of Inception") through September 30, 2010 relates to the Company's formation. The Company selected June 30 as its fiscal year-end.

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

NOTE 2 - Summary of Significant Accounting Policies

Interim financial information

The financial statements included herein, which have not been audited pursuant to the rules and regulations of the Securities and Exchange Commission, reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods on a basis consistent with the annual audited statements. All such adjustments are of a normal recurring nature. The results of operations for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for a full year. Certain information, accounting policies and footnote disclosures normally included in consolidated financial statements prepared in conformity with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations, although we believe that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with our audited financial statements included in our Form 10-K, for the year ended June 30, 2010, filed with the Securities and Exchange Commission on October 13, 2010.

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

NOTE 2 - Summary of Significant Accounting Policies (Continued)

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

At September 30 and June 30, 2010, there were no potentially dilutive ordinary shares outstanding.

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

Fair Value of Financial Instruments (continued)

at cost to be recorded at fair value or for assets and liabilities that are already required to be disclosed at fair value, This guidance introduced, or reiterated, a number of key concepts which form the foundation of the fair value measurement approach to be used for financial reporting purposes. The fair value of the Company's financial instruments reflects the amounts that the Company estimates to receive in connection with the sale of an asset or paid in connection with the transfer of a liability in an orderly transaction between market participants at the measurement date (exit price). This guidance also established a fair value hierarchy that prioritizes the use of inputs used in valuation techniques into the following three levels:

Level 1 - quoted prices in active markets for identical assets and liabilities.

Level 2 - observable inputs other than quoted prices in active markets for identical assets and liabilities.

Level 3 - unobservable inputs.

The adoption of this guidance did not have an effect on the Company's financial condition or results of operations, but this guidance introduced new disclosures about how we value certain assets and liabilities. Much of the disclosure is focused on the inputs used to measure fair value, particularly in instances where the measurement uses significant unobservable (Level 3) inputs. As of September 30, 2010 and June 30, 2010, the Company did not have financial assets or liabilities that would require measurement on a recurring basis based on this guidance.

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

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company's financial position, results of operations and cash flows.

NOTE 3 - Liquidity and Capital Resources

The Company has no revenues for the period from inception (September 27, 2006) through September 30, 2010, and does not intend to realize revenues until the consummation of a merger with an operating entity.  The Company's principal business objective for the next 12 months and beyond will be to achieve long-term growth potential through a business combination rather than short-term earnings.  There can be no assurance that the Company will ever consummate the business combination; achieve or sustain profitability or positive cash flows from its operations, reduce expenses or sell ordinary shares.  To date, the Company has funded its formation activities primarily through issuances of its ordinary shares and a payable to affiliate.

NOTE 4 - Payable to Affiliate and Accounts Payable

The Company had a payable to affiliate of $2,876 and $2,044 to a Founder of the Company as of September 30 and June 30, 2010, respectively.  The payable is non-interest bearing and payable on demand.  The Company also had accounts payable related to the formation of the Company and general and administrative expenses of $1,302 and $1,132 as of September 30 and June 30, 2010, respectively.

NOTE 5 - Ordinary Shares

On September 27, 2006, the Company was formed with 859,375 shares of its restricted ordinary shares issued at par value of $0.000128 per share, for consideration of $110 to its founding shareholders.  The stock, along with a payable issued to a Founder of $2,482, were the basis of the funding of the Company's formation costs.  On December 21, 2008, the Company sold 138,900 shares of its restricted ordinary shares for $6,615. The restricted ordinary shares were sold to approximately 450 offshore private investors pursuant to a Private Placement Offering in lots of 300 shares each at approximately $0.05 per share.  No underwriting discounts or commissions were paid with respect to such sales.

NOTE 6 - Preference Shares

The Company is authorized to issue 781,250 shares of preference shares with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.  On June 18, 2010, the Company issued 100,000 Series A preference shares for $10,000, which are convertible at the option of the holder into 5,468,500 of the Company's ordinary shares.  These shares carry all of the rights of ordinary shares as if converted.  The Series A preference shares are convertible, at the option of the shareholder, beginning on  June 18, 2010.  If the shareholder does not exercise its conversion right, the Company has the right to repurchase the Preference shares beginning on June 18, 2012 for $10,000, plus any declared and unpaid dividends.  As of September 30, 2010 and through November 15, 2010, the preference shareholder did not exercise their conversion right.

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

NOTE 8 – Subsequent Events

The Company considered all subsequent events through November 17, 2010, the date the financial statements were available to be issued.

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

Comparison of the three months ended September 30, 2010 and 2009

Because we currently do not have any business operations, we have not had any revenues during the three months ended September 30, 2010 and 2009. Total expenses for the three months ended September 30, 2010 were $1,002 compared with $276 for the three months ended September 30, 2009. The increase was primarily caused by the timing of audit and filing fees.

Liquidity and Capital Resources

As of September 30, 2010, we had cash and cash equivalents of $1,422 and current liabilities of $2,876 to a related party and $1,302 to unrelated parties.  The Company is actively pursuing merger opportunities as described in the "General" Section of Management's Discussion and Analysis, and believes that it will be able to fund necessary expenses through the continued funding from its founding shareholders in the form of payables, but may seek additional financing in connection with a potential business combination or if it otherwise requires additional funds.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

There have been no material changes to the risk factors previously disclosed under Item 1A of the Company's Annual Report on Form 10-K, filed with the Securities and Exchange Commission on October 13, 2010.

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

Date: November 17, 2010	LUNAR GROWTH CORPORATION

By: /s/ Joseph Rozelle
Name: Joseph Rozelle
Title: President, Chief Financial Officer and Director