Form 10-Q
period 2011-03-31
Lunar Growth CORP
filed 2011-05-16
CIK 1381806

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________ to _______________

Commission File Number 000-52340

Lunar Growth Corporation
(Exact name of Registrant as specified in its charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Room 2416 Fuxing International Merchant Plaza,
186# Xinhua Rd, Wuhan,
People’s Republic of China, 430022
 (Address of principal executive offices) (Zip Code)

+86 027 85554007
 (Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every, Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☐ No  ☐

Indicate by check mark if the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company
Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act).    Yes  ☒    No  ☐

There were 25,867,100 of the Registrant’s ordinary shares outstanding as of May 11, 2011

GENERAL INDEX

PART I  -  FINANCIAL INFORMATION

ITEM 1.                      FINANCIAL STATEMENTS

Lunar Growth Corporation
(A Development Stage Company)
Condensed Balance Sheets

	March 31, 2011 (Unaudited)	June 30, 2010 (Audited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$1,218	$1,422

Total assets	$1,218	$1,422

LIABILITIES AND SHAREHOLDERS’ DEFICIT

CURRENT LIABILITIES
Payable to affiliate	$6,168	$2,044
Accounts payable	1,153	1,132

Total current liabilities	7,321	3,176

SHAREHOLDERS’ DEFICIT

Preference shares, $0.000128 par value, 781,250 shares authorized, 100,000 shares issued and outstanding as of March 31, 2011 and June 30, 2010	13	13
Ordinary shares, $.000128 par value; 39,062,500 shares authorized;
998,275 shares issued and outstanding as of March 31, 2011 and June 30, 2010	128	128
Additional paid in capital	16,584	16,584
Deficit accumulated during development stage	(22,828)	(18,479)
Total shareholders’ deficit	(6,103)	(1,754)
Total liabilities and shareholders’ deficit	$1,218	$1,422

See accompanying notes to condensed financial statements.

Lunar Growth Corporation
(A Development Stage Company)
Condensed Statements of Operations
(Unaudited)

	Nine Months Ended March 31, 2011	Nine Months Ended March 31, 2010	Cumulative During Development Stage (September 27, 2006 to March 31, 2011)

Revenues	$—	$—	$—

Expenses
Formation, general and administrative expenses	4,349	2,808	22,828
Total operating expenses	4,349	2,808	22,828

Operating loss	(4,349)	(2,808)	(22,828)

Income tax expense (benefit)	—	—	—

Net loss	$(4,349)	$(2,808)	$(22,828)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.02)
Weighted average ordinary shares outstanding – basic and diluted	998,275	998,275	929,458

See accompanying notes to condensed financial statements.

Lunar Growth Corporation
(A Development Stage Company)
Condensed Statements of Operations
(Unaudited)

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010

Revenues	$—	$—

Expenses
Formation, general and administrative expenses	771	434
Total operating expenses	771	434

Operating loss	(771)	(434)

Income tax expense (benefit)	—	—

Net loss	$(771)	$(434)

Basic and diluted loss per share	$(0.00)	$(0.00)
Weighted average ordinary shares outstanding – basic and diluted	998,275	998,275

See accompanying notes to condensed financial statements

Lunar Growth Corporation
(A Development Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

	Nine Months Ended March 31, 2011	Nine Months Ended March 31, 2010	Cumulative During Development Stage (September 27, 2006 to March 31, 2011)
Cash flows from operating activities
Net loss	$(4,349)	$(2,808)	$(22,828)
Adjustments to reconcile net loss to net cash used in operating activities:
Shares issued to Founder for payment of formation costs	—	—	110
Changes in operating assets and liabilities
Payable to affiliate	4,124	3,229	6,168
Accounts payable	21	(421)	1,153
Net cash used in operating activities	(204)	—	(15,397)

Cash flows from investing activities	—	—	—
Net cash provided by investing activities	—	—	—

Cash flows from financing activities
Proceeds from issuance of preference shares	—	—	10,000
Proceeds from issuance of ordinary shares	—	—	6,615
Net cash provided by financing activities	—	—	16,615

Net increase (decrease) in cash	(204)		1,218

Cash at beginning of the period	1,422	1,426	--
Cash at end of the period	$1,218	$1,426	$1,218

Supplemental disclosures of cash flow information:
Interest paid	$—	$—	$—
Income taxes paid	$—	$—	$—

See accompanying notes to condensed financial statements.

Lunar Growth Corporation
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
March 31, 2011
(Unaudited)

NOTE 1 - Organization, Business and Operations

On September 27, 2006, Lunar Growth Corporation (the "Company") was formed in the Cayman Islands with the objective to acquire, or merge with, an operating business. The discussion and financials in this Quarterly Report on Form 10-Q relate to the historic period ended March 31, 2011. On May 2, 2011 the Company completed a share exchange transaction that changed our operations as described on the Company’s Form 8-K filed with the Securities and Exchange Commission on May 4, 2011, as amended,  and discussed in Note 8 below. The Company’s formation and administrative costs of $2,592 were financed through the issuance of 859,375 shares of ordinary shares at par value of $0.000128 per share for consideration of $110 together with a payable to the Founders of $2,482.

At March 31, 2011, the Company had not yet commenced operations. All activity from September 27, 2006 (“Date of Inception”) through March 31, 2011 relates to the Company’s formation. The Company selected June 30 as its fiscal year-end.

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

The Company was organized to acquire a target company or business seeking the perceived advantages of being a publicly-held company and, to a lesser extent that desires to employ the Company’s funds in its business. The Company’s principal business objective for the next 12 months and beyond will be to achieve long-term growth potential through a business combination rather than short-term earnings. The Company will not restrict its potential candidate target companies to any specific business, industry or geographical location. The analysis of new business opportunities will be undertaken by or under the supervision of the officers and directors of the Company.

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

At March 31, 2011 and June 30, 2010, there were no potentially dilutive ordinary shares outstanding.

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

The fair value of the Company’s financial instruments reflects the amounts that the Company estimates to receive in connection with the sale of an asset or paid in connection with the transfer of a liability in an orderly transaction between market participants at the measurement date (exit price). The guidance also established a fair value hierarchy that prioritizes the use of inputs used in valuation techniques into the following three levels:

Level 1 – quoted prices in active markets for identical assets and liabilities.
Level 2 – observable inputs other than quoted prices in active markets for identical assets and liabilities.
Level 3 – unobservable inputs.

As of March 31, 2011 and June 30, 2010, the Company did not have financial assets or liabilities that would require measurement on a recurring basis based on this guidance.

Recently Issued Accounting Pronouncements

Accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations and cash flows.

NOTE 3 - Liquidity and Capital Resources

The Company has no revenues for the period from inception (September 27, 2006) through March 31, 2011, and does not intend to realize revenues until the consummation of a merger with an operating entity.  The Company’s principal business objective for the next 12 months and beyond will be to achieve long-term growth potential through a business combination rather than short-term earnings.  There can be no assurance that the Company will ever consummate the business combination; achieve or sustain profitability or positive cash flows from its operations, reduce expenses or sell ordinary shares.  To date, the Company has funded its formation activities primarily through issuances of its ordinary shares and a payable to affiliate.

NOTE 4 - Payable to Affiliate and Accounts Payable

The Company had a payable to an affiliate of $6,168 and $2,044 to a Founder of the Company as of March 31, 2011 and June 30, 2010, respectively.  The payable is non-interest bearing and payable on demand.  The Company also had accounts payable related to the formation of the Company and general and administrative expenses of $1,153 and $1,132 as of March 31, 2011 and June 30, 2010, respectively.

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

NOTE 6 - Preference Shares

The Company is authorized to issue 781,250 preference shares with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.  On June 18, 2010, the Company issued 100,000 Series A preference shares for $10,000, which are convertible at the option of the holder into 5,468,500 of the Company’s ordinary shares.  These shares carry all of the rights of ordinary shares as if converted.  The Series A preference shares are convertible, at the option of the shareholder, beginning on June 18, 2010.  If the shareholder does not exercise its conversion right, the Company has the right to repurchase the Preference shares beginning on June 18, 2012 for $10,000, plus any declared and unpaid dividends.  As of March 31, 2011, the preference shareholder did not exercise their conversion right.  As these shares are not mandatorily redeemable, and are redeemable only at the option of the Company, they have been included in shareholders’ deficit on the condensed balance sheets.

NOTE 7 - Commitments and Contingencies

The Company may become subject to various claims and litigation.  The Company vigorously defends its legal position when these matters arise.  The Company is neither a party to, nor the subject of, any material pending legal proceeding nor to the knowledge of the Company, are any such legal proceedings threatened against the Company.

NOTE 8 – Subsequent Events

The Company considered all subsequent events through May 11, 2011, the date the financial statements were available to be issued.

On May 2, 2011, the (“Closing Date”), we acquired Fortune Health Management Limited (“Fortune Health”), a British Virgin Islands company that, through its contractual arrangements with operating entities in the People’s Republic of China (the “PRC”), is in the business of franchising and operating a chain of foot massage spas in the PRC. These spas specialize in foot massage and also offer other therapeutic massage services, such as Chinese and Thai-style massages.

On the Closing Date, pursuant to a share exchange agreement (the “Exchange Agreement”) by and among the Company, Fortune Health, and the holders of all outstanding shares of Fortune Health (the “Fortune Health Shareholders”), we acquired all outstanding shares of Fortune Health (the “Fortune Health Shares”) from the Fortune Health Shareholders, and the Fortune Health Shareholders transferred all of Fortune Health Shares to us.  Prior to the Closing Date, we had 998,275 ordinary shares issued and outstanding, as well as 100,000 Series A preference shares issued and outstanding, which included a right to convert an aggregate into 5,468,500 ordinary shares.  On April 29, 2011, we cancelled the Series A Preference shares and issued 5,468,500 ordinary shares to the holder of the Series A Preference shares, leaving no Series A preference shares outstanding.  On the Closing Date, we issued 19,400,325 of our ordinary shares to the Fortune Health Shareholders and their designees, constituting 75% of all our outstanding shares on fully diluted basis.  In addition, we have agreed to issue an additional 135,802,275 ordinary shares to the Fortune Health Shareholders and their designees, as soon as practicable after the Company effectuates an amendment to its Articles of Association to increase its authorized ordinary shares.  Together the 19,400,325 ordinary shares and the 135,802,275 ordinary shares equal 155,202,600 ordinary shares, or 96% of our ordinary shares on a fully-diluted basis.

As of the Closing Date, we are no longer a “shell company” as such term is defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended.

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

Comparison of the three months ended March 31, 2011 and 2010

Because we currently do not have any business operations, we have not had any revenues during the three months ended March 31, 2011 and 2010. Total expenses for the three months ended March 31, 2011 were $771 compared with $434 for the three months ended March 31, 2010. The increase was primarily caused by increased audit fees.

Comparison of the nine months ended March 31, 2011 and 2010

Because we currently do not have any business operations, we have not had any revenues during the nine months ended March 31, 2011 and 2010. Total expenses for the nine months ended March 31, 2011 were $4,349 compared with $2,808 for the nine months ended March 31, 2010. The increase was primarily caused by increased administration and audit fees.

Liquidity and Capital Resources

As of March 31, 2011, we had cash and cash equivalents of $1,218 and current liabilities of $6,168 to a related party and $1,153 to unrelated parties.  The Company is actively pursuing merger opportunities as described in the “General” Section of Management’s Discussion and Analysis, and believes that it will be able to fund necessary expenses through the continued funding from its founding shareholders in the form of payables, but may seek additional financing in connection with a potential business combination or if it otherwise requires additional funds.

Off-Balance Sheet Arrangements

We do not have any significant off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Subsequent Event

On May 2, 2011, the (“Closing Date”), we acquired Fortune Health Management Limited (“Fortune Health”), a British Virgin Islands company that, through its contractual arrangements with operating entities in the People’s Republic of China (the “PRC”), is in the business of franchising and operating a chain of foot massage spas in the PRC. These spas specialize in foot massage and also offer other therapeutic massage services, such as Chinese and Thai-style massages.

On the Closing Date, pursuant to a share exchange agreement (the “Exchange Agreement”) by and among the Company, Fortune Health, and the holders of all outstanding shares of Fortune Health (the “Fortune Health Shareholders”), we acquired all outstanding shares of Fortune Health (the “Fortune Health Shares”) from the Fortune Health Shareholders, and the Fortune Health Shareholders transferred all of Fortune Health Shares to us.  Prior to the Closing Date, we had 998,275 ordinary shares issued and outstanding, as well as 100,000 Series A preference shares issued and outstanding, which included a right to convert an aggregate into 5,468,500 ordinary shares.  On April 29, 2011, we cancelled the Series A Preference shares and issued 5,468,500 ordinary shares to the holder of the Series A Preference shares, leaving no Series A preference shares outstanding.  On the Closing Date, we issued 19,400,325 of our ordinary shares to the Fortune Health Shareholders and their designees, constituting 75% of all our outstanding shares on fully diluted basis.  In addition, we have agreed to issue an additional 135,802,275 ordinary shares to the Fortune Health Shareholders and their designees, as soon as practicable after the Company effectuates an amendment to its Articles of Association to increase its authorized ordinary shares.  Together the 19,400,325 ordinary shares and the 135,802,275 ordinary shares equal 155,202,600 ordinary shares, or 96% of our ordinary shares on a fully-diluted basis.

As of the Closing Date, we are no longer a “shell company” as such term is defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act of 1934, as amended (“Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed under the Exchange Act is accumulated and communicated to management, including the principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

In connection with the preparation of the quarterly report on Form 10-Q for the quarter ended March 31, 2011, our management, including our principal executive officer and principal financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures, which are defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2011.

Changes in Internal Control over Financial Reporting

Except as otherwise discussed herein, there have been no changes in our internal control over financial reporting that occurred during the period ended March 31, 2011 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

On May 2, 2011, the Company acquired Fortune Health, a Cayman Islands company with operations based in the People’s Republic of China. The Company has not evaluated the internal control environment of Fortune Health.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit No.	Document Description
31.1
Certification of Chief Executive Officer (Principal Executive Officer) pursuant to Rule 13A-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2
Certification of the Chief Financial Officer (Principal Financial Officer) pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 12, 2011	LUNAR GROWTH CORPORATION

By: /s/ Feng Wu
Name: Feng Wu
Title: Chief Financial Officer